Form 10QSB
period 1998-12-31
AMERICAN CUSTOM COMPONENTS INC
filed 1999-03-01
CIK 1053322

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

        For the quarterly period ended December 31, 1999

[   ]   Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from __________ to __________

Commission file number O-23859


                   AMERICAN CUSTOM COMPONENTS, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Nevada                                  81-0478643

        (State or Other Jurisdiction of                   (IRS Employer
         Incorporation or Organization)                identification No.)


                       3310 W. MacArthur Blvd.
                         Santa Ana, CA 92704
               (Address of Principal Executive Offices)

                            (714) 662-2080
           (Issuer's Telephone Number, Including Area Code)




        (Former Name, Former Address and Former Fiscal Y ear,
                    if Changed Since Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No           X

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 26, 1999, there were 13,778,341 shares of common stock outstanding.

                   AMERICAN CUSTOM COMPONENTS, INC.

                                INDEX
                                                                  Page

Part I  Financial Information

Item 1. Financial Statements

        Balance sheet as of December 31, 1998 (unaudited). .      3

        Statements of operations for the nine months ended
        December 31, 1998 and 1997 (unaudited) . . . . . . . . .  4

        Statements of cash flows for the nine months ended
        December 31, 1998 and 1997 (unaudited) . . . . . . . . . .5

Item 2. Managements Discussion and Analysis or Plan of
        Operation . . . . . . . . . . . . . . . . . . . . .       6


Part II        Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .   6

Item 2. Changes in Securities. . . . . . . . . . . . . . . . .   6

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .   7

Item 4. Submission of Matters to a Vote of Security Holders. .   7

Item 5. Other Information. . . . . . . . . . . . . . . . . . .   7

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .   7

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   AMERICAN CUSTOM COMPONENTS, INC.

                            BALANCE SHEET
                                             December 31, 1998

                                ASSETS
Current Assets:
       Cash             $                                 3,817
       Accounts receivable, net                          60,562
       Inventories                                      140,944
        Total current assets                            205,323
Property and equipment, net                             962,250
Other assets                                            310,375

Total assets                                          1,477,948

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                 753,978
       Bank overdraft                                         0
       Line of Credit                                    40,179
       Notes payable, current                           346,575
       Income taxes payable                               6,137
        Total current liabilities                     1,210,363
Notes payable, net of current portion                   413,998

Total liabilities                                     1,560,860

Commitments and contingencies
Shareholders' equity (deficit)
       Common stock ($0.001 par value; 25,000,000
       shares authorized; 13,873,341 shares issued
       and outstanding as of December 31, 1998)          13,873

       Additional paid-in capital                     1,801,927
       Accumulated deficit                           <1,898,712>

Total shareholders' equity (deficit)                    <82,912>

Total liabilities and shareholders' equity (deficit)  1,477,948


                   AMERICAN CUSTOM COMPONENTS, INC.

                       STATEMENTS OF OPERATIONS

                                     Nine months ended      Nine months ended
                                     December 31, 1998      December 31, 1997

Net sales                             $      1,004,309            2,153,090
Cost of sales                                  644,721            1,099,236

Gross profit                                   359,588            1,053,854

Operating costs and expenses:
       Wages and salaries                      339,355              389,892
       Options compensation expense                  0                    0
       Selling and promotion                    46,025               51,796
       Insurance                                47,803               51,505
       Professional fees                       164,277               83,653
       Depreciation and amortization expense    72,000               55,448
       Research and development                      0                    0
       Other operating expenses                266,028              269,905
        Total costs and expenses               935,488              902,199
Income (loss) from operations                 <575,900>             151,655

Other expense:
       Interest expense                         44,980               44,525

Income (loss) before provision for taxes      <620,880>             107,130

Provision for income taxes                         800                  800

Net income (loss)                             <621,680>             106,330

Earnings (loss) per share - basic                 <.05>                 .01
Weighted average number of shares
outstanding - basic                         12,987,996            8,319,369


                   AMERICAN CUSTOM COMPONENTS, INC.


                       STATEMENTS OF CASH FLOWS

                                     Nine months ended      Nine months ended
                                     December 31, 1998      December 31, 1997

Cash flows from operating activities:

       Net income (loss)      $              <621,680>              106,330

       Adjustments to reconcile income (loss)
       to net cash provided by operating activities:
        Depreciation and amortization          72,000                55,448
        Uncollectible accounts receivable           0                     0
        Compensation expense resulting
         from the granting of options               0                     0

       Decrease (increase) in assets:
        Accounts receivable                   419,325               <47,300>
        Inventories                            40,002              <105,536>
        Other assets                         <111,518>               <1,600>

       Increase in liabilities
        Accounts payable                      499,820                15,450
        Line of credit                              0                     0
        Income taxes payable                    6,137                     0

Cash used in operating activities             526,942                22,792

Cash flows used in investing activities:
       Acquisition of property and equipment <294,823>             <276,556>
       Increase in other assets                     0              <191,655>

Cash used in investing activities            <294,823>             <468,211>

Cash flows provided by (used in) financing activities:
       Principal reduction of notes payable  <380,159>             <270,535>
       Proceeds from notes payable             14,899               146,125
       Issuance of common stock                 5,840               740,985

Cash provided by financing activities        <359,420>              616,575

Net increase (decrease) in cash              <127,301>              171,156
Cash, beginning of period                     131,118               <47,735>
Cash, end of period                             3,817               123,421


Item 2.        Managements Discussion and Analysis or Plan of Operation

Results of Operations

       During the first nine months of the Company's fiscal year, the Company focused a significant amount of resources on recovering from the loss of two major customers who experienced financial difficulty. The loss of these two customers, as well as expansion costs, resulted in a shortage of cash flow for the period.
       During the nine months ended December 31, 1998, net sales decreased to $1,004,309 from $2,153,090 for the nine months ended December 31, 1997. This decrease of 53% was attributed to the Company's lack of financial resources to obtain materials to fulfill its purchase orders. In addition, the Company did not have the financial resources to expand its existing customer base. Gross profit was $359,588 for the nine months ended December 31, 1998, or 36% of net sales. For the nine months ended December 31, 1997, gross profit was $1,053,854, or 49% of net sales. This decrease of 13% was attributed to the front-end expenses related to several new customers.
       During the nine months ended December 31, 1998, accounts payable increased 3135% to $499,820 as compared to $15,450 for the nine months ended December 31, 1997. This increase is related to the Company's purchase of materials used for programs which became obsolete when the two major customers experienced financial difficulties and ended their relationship with the Company, and increased legal and accounting expenses.


                     PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

       The Company is presently, has been, and may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.
The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

Item 2. Changes in Securities

       In October 1998, the Company sold an aggregate of 7,143 restricted shares of common stock under Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933 to George Brook, a sophisticated investor given full access to the Company's books and records, for $0.70 per share, resulting in net proceeds to the Company of $5,000.

       In October 1998, the Company issued 200,000 shares of restricted common stock to The Michelson Group, Inc., an accredited investors, in consideration for the cancellation of outstanding open account indebtedness. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In November 1998, the Company sold an aggregate of 26,667 shares of common stock under Section 4(2) of the Securities Act of 1933 to Jeffrey Willmann, a sophisticated individual given full access to the Company's books and records, at a price of $0.375 per share, resulting in net proceeds to the Company of $10,000.

       In November 1998, the Company issued 40,000 shares of common stock to MRC Legal Services Corporation, an accredited entity, in consideration for the cancellation of outstanding open account indebtedness. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In November 1998, the Company sold an aggregate of 13,334 shares of common stock under Section 4(2) of the Securities Act of 1933 to Robert Karinchak, a sophisticated individual given full access to the Company's books and records, at a price of $0.375 per share, resulting in net proceeds to the Company of $5,000.

       In November 1998, the Company issued 100,000 shares of common stock to National Capital Merchant Group, Ltd., an accredited entity, in accordance with the terms of an agreement. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In November 1998, the Company issued 20,000 shares of common stock to Prototype and Short Run Services, Inc., an accredited entity, in consideration for the cancellation of outstanding open account indebtedness. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

       As of December 31, 1998, the Company was in default under two promissory notes to private individuals. In the aggregate, these two notes represent an outstanding principal balance of $373,475, plus unpaid interest and arreages of $34,278.50.

Item 4. Submission of Matters to a Vote of Security Holders.

       No matters were submitted to the security holders for a vote.

Item 5. Other Information

       There is no other information deemed material by management for disclosure herein.

Item 6. Exhibits and Reports on Form 8-K

       (a)     Exhibits

        None.

       (b)     Reports on Form 8-K

        None.

                              SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN CUSTOM COMPONENTS, INC.


Dated: February 26, 1999        /s/ John Groom

                              By:    John Groom
                              Its:   President