Form 10QSB
period 1998-06-30
AMERICAN CUSTOM COMPONENTS INC
filed 1999-03-29
CIK 1053322

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

        For the quarterly period ended June 30, 1998

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

Yes                   No           X

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998, there were 10,789,292 shares of common stock outstanding.

                   AMERICAN CUSTOM COMPONENTS, INC.

                                INDEX
                                                                  Page

Part I  Financial Information

Item 1. Financial Statements

        Balance sheet as of June 30, 1998 (unaudited). . . .      3

               Statements of operations for the three months ended
        June 30, 1998 and 1997 (unaudited) . .      4

        Statements of cash flows for the three months ended
        June 30, 1998 and 1997 (unaudited) . .      5

Item 2.        Managements Discussion and Analysis or Plan of
               Operation . . .       6


Part II        Other Information

Item 1. Legal Proceedings. . . . . . .      6

Item 2. Changes in Securities. . . . .      6

Item 3. Defaults Upon Senior Securities. . . .      7

Item 4. Submission of Matters to a Vote of Security Holders. . .       7

Item 5. Other Information. . . . . . .      7

Item 6. Exhibits and Reports on Form 8-K . . .      7

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   AMERICAN CUSTOM COMPONENTS, INC.

                            BALANCE SHEET
                                                    June 30, 1998

                                ASSETS

Current Assets:
       Cash                                         $  37,163
       Accounts receivable, net                       192,261
       Inventories                                    149,058
        Total current assets                          378,482
Property and equipment, net                           813,225
Other assets                                          296,918

Total assets                                        1,488,625

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                               233,348
       Bank overdraft                                       0
       Line of Credit                                  40,179
       Notes payable, current                         346,575
       Income taxes payable                             3,200
        Total current liabilities                     623,302
Notes payable, net of current portion                 273,475

Total liabilities                                     896,777

Commitments and contingencies
Shareholders' equity (deficit)
       Common stock ($0.001 par value; 25,000,000
       shares authorized; 10,789,292 shares issued
       and outstanding as of June 30, 1998)            10,789

       Additional paid-in capital                   1,545,008
       Accumulated deficit                           <963,949>

Total shareholders' equity (deficit)                  591,848

Total liabilities and shareholders' equity (deficit) 1,488,625

                   AMERICAN CUSTOM COMPONENTS, INC.

                       STATEMENTS OF OPERATIONS

                                     Three months         Three months
                                     ended June 30, 1998  ended June 30, 1997

Net sales                            $  408,780            972,965
Cost of sales                           216,653            506,775

Gross profit                            192,127            466,190
Operating costs and expenses:
       Wages and salaries                89,353             91,578
       Options compensation expense           0                  0
       Selling and promotion             31,350             11,530
       Insurance                         35,989             41,732
       Professional fees                 27,335             92,862
       Depreciation and
           amortization expense          27,635             47,100
       Research and development               0                  0
       Other operating expenses           3,500            140,656
        Total costs and expenses        215,162            425,458
Income (loss) from operations           <23,035>            40,732

Other expense:
       Interest expense                       0             31,525

Income (loss) before provision
   for taxes                            <23,035>             9,207

Provision for income taxes                    0                800

Net income (loss)                       <23,035>             8,407
Earnings (loss) per share - basic             <.002>          1.12
Weighted average number of shares
outstanding - basic                   9,726,572              7,447

                   AMERICAN CUSTOM COMPONENTS, INC.

                       STATEMENTS OF CASH FLOWS

                                        Three months         Three Months
                                        ended June 30, 1998  ended June 30, 1997

Cash flows from operating activities:

  Net income (loss)                     $< 23,035>              8,407

  Adjustments to reconcile
  income (loss) to net cash
  provided by operating
  activities:
     Depreciation and amortization        27,635               47,100
     Uncollectible accounts receivable         0                    0
     Compensation expense resulting
     from the granting of options              0                    0

  Decrease (increase) in assets:
     Accounts receivable                <112,087>            <108,163>
     Inventories                          78,407              <35,480>
     Other assets                              0                   80

  Increase in liabilities
     Accounts payable                   <223,629>               7,887
     Line of credit                            0                    0
     Income taxes payable                   <800>              21,248

Cash used in operating activities       <253,509>             <58,921>
Cash flows used in investing activities:
    Acquisition of property and equipment<88,889>             <98,025>
    Increase in other assets                   0                    0
Cash used in investing activities        <88,889>             <98,025>

Cash flows provided by (used in)
financing activities:
    Principal reduction of notes payable       0                    0
    Proceeds from notes payable                0                    0
    Issuance of common stock             248,443              224,925

Cash provided by financing activities    248,443              224,443

Net increase (decrease) in cash          <93,955>              68,875
Cash, beginning of period                131,118                    0
Cash, end of period                       37,163                    0

Item 2.        Managements Discussion and Analysis or Plan of Operation

Results of Operations

       During the first three months of the Company's fiscal year, the Company focused a significant amount of resources on recovering from the loss of two major customers who experienced financial difficulty. The loss of these two customers, as well as expansion costs, resulted in a shortage of cash flow for the period.

       Net Sales decreased from $972,965 for the three months ended June 30, 1997 to $408,780 for the three months ended June 30, 1998. This decrease was due primarily to the customer loss as described above. During those same periods, selling and promotion expenses increased from $11,530 to $31,350 as the Company attempted to recover from the loss of those two major customers.

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

Item 2. Changes in Securities

       In April 1998, the Company sold an aggregate of 14,000 restricted shares of common stock under Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933 to the Victor M. DiMattia Revocable Trust, an accredited investors, for $1.75 per share, resulting in net proceeds to the Company of $24,500.

       In May 1998, the Company sold an aggregate of 80,000 shares of common stock under Section 4(2) of the Securities Act of 1933 to Dremer Holdings, S.A., an accredited investor, for $1.25 per share, resulting in net proceeds to the Company of $100,000.

       In May 1998, the Company issued 8,571 shares of restricted common stock to MRC Legal Services Corporation, an accredited entity, in consideration for the cancellation of outstanding open account indebtedness. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

       In June 1998, the Company issued an aggregate of 40,000 shares of restricted common stock to Harold James Prow and Miguel Gill, both sophisticated individuals given full access to the books and records of the Company, as consideration for deferred compensation. The issuance was exempt under Rule 506 and Section 4(2) of the Securities Act of 1933.

       In June 1998, the Company issued an aggregate of 100,000 shares of restricted common stock to Charles Rosenblum, an accredited investor, pursuant to an exercise of options issued under Rule 506 and Section 4(2) of the Securities Act of 1933.

       In June 1998, the Company issued an aggregate of 10,000 shares of restricted common stock to Hal Gardner, an accredited investor, as consideration for deferment of interest on a promissory note. The issuance was exempt under Rule 506 and Section 4(2) of the Securities Act of 1933.

       In June 1998, the Company issued 952,381 shares of restricted common stock to Primex U.S.A., Inc., an accredited investor, in anticipation of the purchase of those shares at a price of $0.50 per share. The issuance was exempt under Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

       None.

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


                              AMERICAN CUSTOM COMPONENTS, INC.


Dated: March 26, 1999            /s/ John Groom
                              ________________________________
                              By:    John Groom
                              Its:   President