Form 10QSB
period 1998-09-30
AMERICAN CUSTOM COMPONENTS INC
filed 1999-03-29
CIK 1053322

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

        For the quarterly period ended September 30, 1998

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

Yes                   No           X

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998, there were 13,968,578 shares of common stock outstanding.
                   AMERICAN CUSTOM COMPONENTS, INC.

                                INDEX
                                                                  Page

Part I  Financial Information

Item 1. Financial Statements

        Balance sheet as of September 30, 1998 (unaudited) .      3

               Statements of operations for the three months ended
        September 30, 1998 and 1997 (unaudited). . . . . . . . . . .
 .  . . . . . .       4

        Statements of cash flows for the three months ended
        September 30, 1998 and 1997 (unaudited). . . . . . . . . . .
 .  . . . . . .       5

Item 2.        Managements Discussion and Analysis or Plan of
               Operation . . .       6


Part II        Other Information

Item 1. Legal Proceedings. . . . . . .      6

Item 2. Changes in Securities. . . . .      6

Item 3. Defaults Upon Senior Securities. . . .      7

Item 4. Submission of Matters to a Vote of Security Holders. . . . .
 .  . . . . . .       7

Item 5. Other Information. . . . . . .      7

Item 6. Exhibits and Reports on Form 8-K . . .      7

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   AMERICAN CUSTOM COMPONENTS, INC.

                            BALANCE SHEET
                                                    September 30, 1998

                                ASSETS

Current Assets:
       Cash                                         $            98,000
       Accounts receivable, net                                378,379
       Inventories                                      161,643
        Total current assets                            661,505
Property and equipment, net                                    700,000
Other assets                                            351,456

Total assets                                         1,712,961

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                        454,381
       Bank overdraft                                             0
       Line of Credit                                     38,000
       Notes payable, current                           363,570
       Income taxes payable
     0
        Total current liabilities                       855,951
Notes payable, net of current portion
 240,864

Total liabilities
1,096,815

Commitments and contingencies
Shareholders' equity (deficit)
       Common stock ($0.001 par value; 25,000,000
       shares authorized; 13,968,578 shares issued
       and outstanding as of September 30, 1998)
   13,969

       Additional paid-in capital                           1,600,885
       Accumulated deficit
<998,708>

Total shareholders' equity (deficit)                           616,146

Total liabilities and shareholders' equity (deficit)
1,712,961
                   AMERICAN CUSTOM COMPONENTS, INC.

                       STATEMENTS OF OPERATIONS

                                                   Six months
               Six months
                                     ended Sept 30, 1998
ended Sept 30, 1997

Net sales                             $         832,011
  1,585,108
Cost of sales                                   421,397
     968,560

Gross profit                                    410,614
     616,548
Operating costs and expenses:
       Wages and salaries                              144,443
      161,660
       Options compensation expense                   0
             0
       Selling and promotion                      27,385
       79,510
       Insurance                                  62,771
       24,340
       Professional fees                               101,285
      130,680
       Depreciation and amortization expense             50,000
        47,100
       Research and development                        0
     0
       Other operating expenses                            7,099
      241,020
        Total costs and expenses                468,408
     684,310
Income (loss) from operations                   <57,794>
     <67,762>

Other expense:
       Interest expense                                           0
               29,991

Income (loss) before provision for taxes                <57,794>
     <97,753>

Provision for income taxes                                        0
            0

Net income (loss)                               <57,794>
   <98,553>
Earnings (loss) per share - basic                          <.004>
          <.01>
Weighted average number of shares
outstanding - basic                             11,959,461
7,647,000

                   AMERICAN CUSTOM COMPONENTS, INC.

                       STATEMENTS OF CASH FLOWS

                                                   Six months
    Six Months
                                     ended Sept 30, 1998
ended Sept 30, 1997

Cash flows from operating activities:

       Net income (loss)                     $          < 57,794>
         <98,553>

       Adjustments to reconcile income (loss)

       to net cash provided by operating activities:
        Depreciation and amortization           50,000
47,106
        Uncollectible accounts receivable            0
        0
        Compensation expense resulting
         from the granting of options                0
        0

       Decrease (increase) in assets:
        Accounts receivable                      <298,205>
        <55,361>
        Inventories                      65,822                 51,455
        Other assets                              <54,538>
               <24,627>

       Increase in liabilities
        Accounts payable                             <2,596>
       243,980
        Line of credit                          <2,179>
      0
        Income taxes payable                    <2,400>
        25,994

Cash used in operating activities                    301,890
      189,998

Cash flows used in investing activities:
       Acquisition of property and equipment              <23,112>
   <178,275>
       Increase in other assets                             0
           0

Cash used in investing activities                        <23,112>
  <178,275>

Cash flows provided by (used in) financing activities:
       Principal reduction of notes payable                 <15,616>
          <189,238>
       Proceeds from notes payable                          0
          0
       Issuance of common stock                      307,500
    226,645

Cash provided by financing activities                     291,884
            37,407

Net increase (decrease) in cash                           <33,118>
     49,120
Cash, beginning of period                            131,118
   <47,735>
Cash, end of period                             98,000
      1,385

Item 2.        Managements Discussion and Analysis or Plan of Operation

Results of Operations

       During the first six months of the Company's fiscal year, the Company focused a significant amount of resources on recovering from the loss of two major customers who experienced financial difficulty. The loss of these two customers, as well as expansion costs, resulted in a shortage of cash flow for the period.

       Net Sales decreased from $1,585,108 for the six months ended September 30, 1997 to $832,011 for the six month ended September 30, 1998, as a result of the loss of the two significant customers. Selling and promotion expenses decreased from $79,510 to $27,385 during the same periods as the Company re-focused its marketing efforts into new customers.

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

Item 2. Changes in Securities

       In July 1998, the Company issued 50,000 shares of restricted common stock to MRC Legal Services Corporation, an accredited entity, as consideration for M. Richard Cutler serving on the Company's Board of Directors. This issuance was exempt under
Section 4(2) of the Securities Act of 1933.

       In July 1998, the Company issued 3,000,000 shares of restricted common stock to Oxford International, Inc. under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 in anticipation of the sale of those shares at various prices.

       In September 1998, the Company sold an aggregate of 14,286 shares of restricted common stock to Greg Harris and Jeng Ching Hung, sophisticated investors given full access to the books and records of the Company, as well as existing shareholders of the Company, for $.70 per share, resulting in net proceeds to the Company of $10,000. The issuance was exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

       In September 1998, the Company issued 5,000 shares of restricted common stock to Christopher S. Bromley as consideration for certain services rendered. The issuance was exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.


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

                              By:    John Groom
                              Its:   President